Form 10-Q
period 2017-03-31
Oxygen Therapy, Inc.
filed 2017-05-15
CIK 1685616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: _________________

OXYGEN THERAPY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2723728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

233 Needham Street, Suite 300, Newton, MA	02464
(Address of principal executive offices)	(Zip Code)

617-454-1199

(Registrant’s telephone number, including area code)

202 Lenox Ave., Unit 1, New York, NY 10027
(Former address)̏

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[ ]
(Do not check if a smaller reporting company)		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock, $0.001 par value per share	19,708,131 shares

OXYGEN THERAPY, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “OTI” or “Company” refer to the consolidated operations of Oxygen Therapy, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements: Oxygen Therapy, Inc., March 31, 2017

OXYGEN THERAPY, INC.

BALANCE SHEET

MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$230,988	$325,381
Total current assets	230,988	325,381

Non-current Assets:
Intellectual Property, Net	9,322	10,000
Total Non-current Assets	$9,322	$10,000

Total assets	$240,310	$335,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$115,882	$67,232
Loans from related party	15,500	15,000
Total current liabilities	131,382	82,232

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,708,131 shares issued and 19,708,131 outstanding as of March 31, 2017, and 22,698,131 issued and outstanding as of December 31, 2016	19,708	22,698
Treasury stock at cost, 3,000,000 shares	500	-
Additional paid in capital	462,423	449,933
Accumulated deficit	(373,203)	(219,482)
Total stockholders’ equity	109,428	253,149

Total liabilities and stockholders’ equity	$240,310	$335,381

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Three months ended
March 31, 2017
(unaudited)
Operating expenses:
General and administrative	$152,900
Total operating expenses	152,900

Loss from operations	(152,900)

Other (expense):
Interest expense	(206)

Net loss before provision for income taxes	(153,106)

Provision for income taxes	(615)

NET LOSS	$(153,721)

Loss per common share, basic and diluted	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	21,691,550

The Company was incorporated on May 20, 2016. Therefore, there is no comparative information presented related to the three months ended March 31, 2016.

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

			Additional
	Common stock		Paid in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
December 31, 2016	22,698,131	$22,698	$449,933	$(219,482)	$-	$253,149
Common shares repurchased from officer	(3,000,000)	(3,000)	2,500	-	500	-
Sale of common stock and warrants at $1.00 per share	10,000	10	9,990	-	-	10,000
Net loss	-	-	-	(153,721)	-	(153,721)
Balance, March 31, 2017 (unaudited)	19,708,131	$19,708	$462,423	$(373,203)	$500	$109,428

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Three months ended
March 31, 2017
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	678
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	48,651
Net cash used in operating activities	(104,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intellectual Capital	-
Net cash used for investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	10,000
Net cash provided by financing activities	10,000

Net decrease in cash	(94,393)
Cash, beginning of period	325,988
Cash, end of period	$230,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$615

NON-CASH TRANSACTIONS
Assumed related party payable for acquisition of treasury stock	$500

The Company was incorporated on May 20, 2016. Therefore, there is no comparative information presented related to the three months ended March 31, 2016.

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Oxygen Therapy, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on May 20, 2016 under the laws of the State of Delaware. The Company efforts are principally devoted to developing a products as alterative solutions to red blood cell transfusions as well as for use in the treatment of other critical care conditions. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management. all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed balance sheet as of December 31, 2016 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the Company’s Form S-1/A with the Securities and Exchange Commission on May 8, 2017.

Cash

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Net Loss per Common Share, basic and diluted

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic and diluted loss per share as of March 31, 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average estimated market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share were 460,831 warrants to purchase the Company’s common stock.

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of March 31, 2017, there were no outstanding stock options.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus tax differences.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. From May 20, 2016 (date of inception) through March 31, 2017, the Company did not incur significant research and development expenses.

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined, and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2017, the Company had cash of $230,988 and working capital of $99,606. From May 20, 2016 (date of inception) through March 31, 2017, the Company has not yet generated any revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

From May 20, 2016 (date of inception) through March 31, 2017, the Company raised $240,000 in cash proceeds from through the issuance of convertible notes, $215,000 from the sale of common stock and $15,000 from related party loans. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through July 2017.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of convertible debt and loans from related parties. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has received loans from related parties in the aggregate amount of $15,000 for working capital purposes. The unsecured loans bear interest at 5.5% per annum and are due upon demand.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock. As of March 31, 2017, no shares have been designated nor issued.

Common stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. As of March 31, 2017, the Company has 22,708,131 shares issued and 19,708,131 shares outstanding.

During the three months ended March 31, 2017, the Company has sold 10,000 shares of its common stock and 10,000 warrants to purchase the Company’s common stock at $1.20 per share for 5 years for net proceeds of $10,000.

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

In connection with the resignation of Ache Ezer Stokelman as CEO of the Company, Mr. Stokelman entered into a General Release with the Company dated March 6, 2017, pursuant to which the Company repurchased 3,000,000 shares of its common stock from Mr. Stokelman for a one-time payment of $500, reducing the number of shares of the Company’s common stock owned by Mr. Stokelman to a total of 2,000,000 shares. The General Release contemplates that following his resignation as Chief Executive Officer of the Company effective March 10, 2017, Mr. Stokelman would provide services to the Company as a consultant and would receive warrants to purchase Company common stock as compensation. There is currently no formal consulting agreement between Mr. Stokelman and the Company. The Company and Mr. Stokelman currently contemplate that he will provide limited consulting services on an uncompensated, ad hoc basis until the Company begins to manufacture products, at which point he would be returned on a compensated basis. There are no current understandings between the Company and Mr. Stokelman as to the amount of such compensation.

Stock Incentive Plan

The board of directors authorized the Oxygen Therapy, Inc. Stock Incentive Plan (the “Plan”) in May 2016. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock up to 5,000,000 shares for use to compensate and incentivize employees, consultants, board members and members of the Company’s scientific advisory board. As of March 31, 2017, no shares or options have been granted under the Stock Incentive Plan.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, through March 31, 2017, as follows:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.2	253,131	August 2021
$1.2	85,000	September 2021
$1.2	20,000	October 2021
$1.2	92,700	December 2021
$1.2	10,000	January 2022

During the three months ended March 31, 2017, the Company has issued 10,000 warrants to purchase the Company’s common stock at $1.20 per share, expiring five years from the date of issuance, as part of the sales agreement of the Company’s common stock.

A summary of the warrant activity from January 1, 2017 through March 31, 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	450,831	1.2	4.5
Grants	10,000	1.2	4.8	-
Exercised	-
Canceled	-
Outstanding at March 31, 2017	460,831	$1.2	4.5	$-

Vested and expected to vest at March 31, 2017	460,831	$1.2	4.5	$-
Exercisable at March 31, 2017	460,831	$1.2	4.5	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s estimated fair value of its common stock of $1.00 as of March 31, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company’s executive officers have entered employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The employment agreements do not provide for the payment of any compensation to our executive officers but provide for the payment of $100,000 in severance upon termination of employment without cause and make no provisions for any payment upon a change of control.

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 6 – SUBSEQUENT EVENTS

There are no material subsequent events to report

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

Overview

Oxygen Therapy, Inc., headquartered in Newton, MA, is a leader in the field of complex carbohydrate chemistry. The Company’s initial product pipeline is focused on developing therapeutic molecules for hypoxia: OTI-629 is a non-systemic, non-toxic, therapeutic compound designed to supply the brain with oxygen throughout the full stroke cycle. The product can be delivered before, during and after a stroke.

During the quarter, the Company has been focused on submitting the S-1 for approval by the SEC.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no commercial operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $373,000 and has approximately $231,000 cash on hand as of March 31, 2017. At approval of the S-1 and submission of a Form 211 to FINRA, management will be seeking additional capital through a public offering of its common stock. During the first quarter of 2017 through March, 2017, the Company has received ongoing funding through private placements. During the first quarter of 2017, the Company raised additional funding from third party investors through a stock offering. See Note 4. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2017 as a result of this funding and cash management. The Company is currently negotiation broker/dealer agreements with investment banking firms whereby the Company plan to receive funding for its operations during the upcoming IPO. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended March 31, 2017 compared to the period from May 20, 2016 (date of inception) through December 31, 2016

Revenue

As OTI is foremost an R&D company developing Company has not yet generated any revenues

Research and Development

There have been no Research and development expense for the three months ended March 31, 2017. There was no expense from May 20, 2016 (date of inception) through December 31, 2016. The Company has brought in Request for Quotes (ROQ) and assessed capabilities with various service providers. A limited number of service providers has been designated to conduct necessary work including, but not limited to, compliance, manufacturing, quality testing and toxicity work necessary to submit to FDA in preparation of an Investigational New Drug (IND) program.

General and Administrative

General and administrative expense for the three months ended March 31, 2017 was $153,000 compared with $216,000 from May 20, 2016 (date of inception) through December 31, 2016. Payroll and related expenses including benefits was $48,000 in 2017, while there were no Payroll and related expenses in 2016. The costs for legal, accounting and other professional services for the first 3 months of 2017 amounted to $77,000 compared with $193,000 in 2016. Sales and marketing expense for the three months ended March 31, 2017 was $16,000. There was no expense from May 20, 2016 (date of inception) through December 31, 2016. The web-site and extensive presentation material have been developed in preparation of the upcoming IPO.

Net Loss

The Company generated a Net loss for the three months ended March 31, 2017 of $153,721 as compared to a Net loss of $219,482 from May 20, 2016 (date of inception) through December 31, 2016. The increased loss is mainly linked to the additional amendments that were filed with the SEC as a result of the Form S-1 application.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had cash of $230,988 and accounts payable and accrued expenses and other current liabilities of $131,382. During the three months ended March 31, 2017, the Company used $104,392 of cash in operations. In the same time period the Company has sold 10,000 shares of its common stock and 10,000 warrants to purchase the Company’s common stock at $1.20 per share for 5 years for net proceeds of $10,000.

As previously reported in Note 2 of to the Financial Statements, the Company has not yet generated any revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

See Note 1 Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Financial Statements in Part I, Item 1 herein for a discussion of critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As an “emerging growth company” as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item, as provided by Regulation S-K Item 305(e).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of March 31, 2017, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not aware of any outstanding or pending litigation.

Item 1A. Risk Factors

There have not been any material changes in the risk factors from those previously disclosed in our Annual Report on Form S-1 for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities made by the Company during the three months ended March 31, 2017 has been reported in the Form S-1 application that has subsequently been approved by the SEC.

On January 20, 2017, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company received a subscription for the purchase of 10,000 shares of the Company’s common stock and warrants expiring five years from issuance to purchase 10,000 shares of our common stock at $1.20 for aggregate cash proceeds of $10,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Document

1.1 Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

2.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).**

100 The following financial statements from the Quarterly Report on Form 10-Q of Oxygen Therapy, Inc. for the quarter ended March 31, 2016 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

OXYGEN THERAPY, INC.

Date: May 15, 2017	By:	/s/ Yuval Kwintner
Yuval Kwintner
President

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

