Form 10-Q
period 2017-06-30
Oxygen Therapy, Inc.
filed 2017-08-07
CIK 1685616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-214306

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
(Former address)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $0.001 par value per share	19,923,131 shares

OXYGEN THERAPY, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “OTI” or “Company” refer to the consolidated operations of Oxygen Therapy, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements: Oxygen Therapy, Inc., June 30, 2017

OXYGEN THERAPY, INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31,2016
	(unaudited)
ASSETS
Current assets:
Cash	$269,276	$325,381
Total current assets	269,276	325,381

Non-current Assets:
Intellectual Property, Net	9,126	10,000
Total non-current assets	9,126	10,000

Total assets	$278,402	$335,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$169,475	$67,232
Loans from related party	15,500	15,000
Total current liabilities	184,975	82,232

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,923,131 shares issued and 19,923,131 outstanding as of June 30, 2017, and 22,698,131 issued and outstanding as of December 31, 2016	19,923	22,698
Treasury stock at cost, 3,000,000 shares	500	-
Additional paid in capital	671,708	449,933
Accumulated deficit	(598,704)	(219,482)
Total stockholders’ equity	93,427	253,149

Total liabilities and stockholders’ equity	$278,402	$335,381

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
	(unaudited)	(unaudited)
Operating expenses:
General and administrative	$225,114	$378,013
Total operating expenses	225,114	378,013

Loss from operations	(225,114)	(378,013)

Other (expense):
Interest expense	(160)	(366)

Net loss before provision for income taxes	(225,274)	(378,379)

Provision for income taxes	(227)	(843)

NET LOSS	$(225,501)	$(379,222)

Loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	19,818,571	20,839,733

The Company was incorporated on May 20, 2016, with no operation through June 30, 2016. Therefore, there is no comparative information presented related to the three and six months ended June 30, 2016.

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Common Stock		Additional Paid in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
December 31, 2016	22,698,131	$22,698	$449,933	$(219,482)	$-	$253,149
Common shares repurchased from officer	(3,000,000)	(3,000)	2,000	-	500	(500)
Stock Based Compensation	75,000	75	74,925	-	-	75,000
Sale of common stock and warrants at $1.00 per share	150,000	150	144,850	-	-	145,000
Net loss	-	-	-	(379,222)	-	(379,222)
Balance, June 30, 2017 (unaudited)	19,923,131	$19,923	$671,708	$(598,704)	$500	$93,427

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

Six months ended
June 30, 2017
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(379,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	874
Stock based compensation	75,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	102,243
Net cash used in operating activities	(201,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intellectual Capital	-
Net cash used for investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	145,000
Net cash provided by financing activities	145,000

Net decrease in cash	(56,105)
Cash, beginning of period	325,381
Cash, end of period	$269,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$843

NON-CASH TRANSACTIONS
Assumed related party payable for acquisition of treasury stock	$500

The Company was incorporated on May 20, 2016, with no operation through June 30, 2016. Therefore, there is no comparative information presented related to the six months ended June 30, 2016.

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Oxygen Therapy, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on May 20, 2016 under the laws of the State of Delaware. The Company efforts are principally devoted to developing a products as alterative solution to red blood cell transfusions as well as for use in the treatment of other critical care conditions. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Operating results for the six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the Company’s Form S-1/A with the Securities and Exchange Commission on May 8, 2017.

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

The computation of basic and diluted loss per share as of June 30, 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average estimated market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share were 475,831 warrants to purchase the Company’s common stock.

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2017, there were no outstanding stock options.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. From May 20, 2016 (date of inception) through June 30, 2017, the Company did not incur significant research and development expenses.

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

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2017, the Company had cash of $269,276 and working capital of $84,301. From May 20, 2016 (date of inception) through June 30, 2017, the Company has not yet generated any revenues, and has incurred net losses of $598,704. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

From May 20, 2016 (date of inception) through June 30, 2017, the Company raised $240,000 in cash proceeds from through the issuance of convertible notes, $350,000 from the sale of common stock and $15,000 from related party loans. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through September 2017.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock. As of June 30, 2017, no shares have been designated nor issued.

Common stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. As of June 30, 2017, the Company has 22,923,131 shares issued and 19,923,131 shares outstanding.

During the six months ended June 30, 2017, the Company has issued 225,000 shares of its common stock and 15,000 warrants to purchase the Company’s common stock at $1.20 per share for 5 years for cash net proceeds of $145,000, and 75,000 common shares form of stock compensation with a fair value of $75,000.

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. All investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Stock Incentive Plan

The board of directors authorized the Oxygen Therapy, Inc. Stock Incentive Plan (the “Plan”) in May 2016. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock up to 5,000,000 shares for use to compensate and incentivize employees, consultants, board members and members of the Company’s scientific advisory board. As of June 30, 2017, no shares or options have been granted under the Stock Incentive Plan.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, through June 30, 2017, as follows:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.20	253,131	August 2021
$1.20	85,000	September 2021
$1.20	20,000	October 2021
$1.20	92,700	December 2021
$1.20	10,000	January 2022
$1.20	5,000	April 2022

During the six months ended June 30, 2017, the Company has issued 15,000 warrants to purchase the Company’s common stock at $1.20 per share, expiring five years from the date of issuance, as part of the sales agreement of the Company’s common stock.

A summary of the warrant activity from January 1, 2017 through June 30, 2017 is as follows:

	shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	460,831	$1.20	4.24	$-
Grants	15,000	$1.20	4.66	$-
Exercised	-
Canceled	-
Outstanding at June 30, 2017	475,831	$1.20	4.25	$-

Vested and expected to vest at March 31, 2017	475,831	$1.20	4.25	$-
Exercisable at June 30, 2017	475,831	$1.20	4.25	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s estimated fair value of its common stock of $1.00 as of June 30, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

NOTE 5 – STAND-BY EQUITY DISTRIBUTION AGREEMENT

On May 16, 2017, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) where the investor commits to; (1) purchase 125,000 shares at $1.00 per share once the company’s S/1 is declared effective by the SEC (2) purchase 125,000 shares at $1.00 per share once the company is listed on an OTC exchange, and (3) over a period of 3 years purchase up to $2,500,000 shares at 95% of the Market Price, but not more than 4.99% of outstanding shares. The costs involved to establish the SEDA where (1) $5,000 in Due Diligence fee recorded as issuance costs. As commitment fee for the SEDA, the Company (2) issued 75,000 shares of its common stock valued at $1.00 per share, while (3) the remaining $50,000, to be paid six months upon validated agreement, are recorded as accrued liability, see further information under Item 2. Management’s Discussion and Analysis, as well as exhibit 3.1 SEDA.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2017 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

The Company’s S-1 was declared effective by the SEC as of May 15, 2017. A Form 211 was submitted to FINRA on July 6, 2017, followed by a request from FINRA concerning additional information, which was submitted on July 27, 2017. The registration with OTC Markets Group, in view of the Company’s listing on the OTCQB exchange, were fulfilled on June 13, 2017.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no commercial operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $599,000 and has approximately $269,000 cash on hand as of June 30, 2017. At approval of the S-1 and submission of a Form 211 to FINRA, management will be seeking additional capital through a public offering of its common stock. During the first quarter of 2017 through March 2017, the Company has received ongoing funding through private placements. During the first quarter of 2017, the Company raised additional funding from third party investors through a stock offering. See Note 4. Management anticipates that cash resources will be sufficient to fund our planned operations into the third quarter of 2017 as a result of this funding and cash management. The Company is currently negotiation broker/dealer agreements with investment banking firms whereby the Company plan to receive funding for its operations during the upcoming IPO. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

Three Months Ended June 30, 2017 compared to the period from May 20, 2016 (date of inception) through December 31, 2016

Revenue

As OTI is foremost an R&D company developing Company has not yet generated any revenues

Research and Development

There have been no Research and development expense for the three months ended June 30, 2017. There was no expense from May 20, 2016 (date of inception) through December 31, 2016. The Company has brought in Request for Quotes (ROQ) and assessed capabilities with various service providers. A limited number of service providers has been designated to conduct necessary work including, but not limited to, compliance, manufacturing, quality testing and toxicity work necessary to submit to FDA in preparation of an Investigational New Drug (IND) program.

General and Administrative

General and administrative (G&A) expense for the three months ended June 30, 2017 was $225,114 and for the six months ended June 30, 2017 $378,013 compared with $216,000 from May 20, 2016 (date of inception) through December 31, 2016. A significant part of the increase in G&A expenses was the $125,000 commitment fee payed for the SEDA agreement as described under Note 5, above. The Payroll and related expenses including benefits was $53,000 in 2017, while there were no Payroll and related expenses in 2016. The costs for legal, accounting and other professional services for the 3 months ended June 30, 2017 amounted to $67,000 and for the first six months of 2017 $143,665 compared with $193,000 in 2016. Sales and marketing expense for the three months ended June 30, 2017 was $16,000 and for the six months ended June 30, 2017 $32,000. There were no marketing expenses from May 20, 2016 (date of inception) through December 31, 2016. The web-site and extensive presentation material have been developed in preparation of the upcoming IPO.

Net Loss

The Company generated a Net loss for the three months ended June 30, 2017 of $225,501 and a Net loss for the six months ended June 30, 2017 of $379,222 as compared to a Net loss of $219,482 from May 20, 2016 (date of inception) through December 31, 2016. The increased loss is mainly linked to the additional amendments that were filed with the SEC as a result of the Form S-1 application, and to the commitment fees paid in connection with entering into a SEDA. See Note 5 – STAND-BY EQUITY DISTRIBUTION AGREEMENT under the financial statements and Exhibit 3.1 SEDA.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had cash of $269,276 and accounts payable and accrued expenses and other current liabilities of $184,975. During the six months ended June 30, 2017, the Company used $201,105 of cash in operations. In the same time period, the Company has issued 225,000 shares of its common stock and 15,000 warrants to purchase the Company’s common stock at $1.20 per share for 5 years for cash net proceeds of $145,000, and stock compensation valued at $75,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of June 30, 2017, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities made by the Company during the three months ended June 30, 2017 has been reported in the Form S-1 application that has subsequently been approved by the SEC.

On April 20, 2017, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company received a subscription for the purchase of 5,000 shares of the Company’s common stock and warrants expiring five years from issuance to purchase 5,000 shares of our common stock at $1.20 for aggregate cash proceeds of $5,000.

On May 15, 2017, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company received a subscription for the purchase of 10,000 shares of the Company’s common stock for aggregate cash proceeds of $10,000.

Further, On May 16, 2017, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) where the investor commits to; (1) purchase 125,000 shares at $1.00 per share once the company’s S/1 is declared effective by the SEC (2) purchase 125,000 shares at $1.00 per share once the company is listed on an OTC exchange, and (3) over a period of 3 years purchase up to $2,500,000 shares at 95% of the Market Price, but not more than 4.99% of outstanding shares. See Note 5 - STAND-BY EQUITY DISTRIBUTION AGREEMENT under the financial statements and Exhibit 3.1 SEDA.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. CJY is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On May 11, 2017, Anders Utter was appointed a Director of the Board. He will as a Financial Expert assume the role of Head of the Audit Committee.

Form 211 has been submitted to FINRA and the preparation of the Company’s listing on OTC-QB is initiated. The Company will trade under the trading symbol OXTH.

Item 6. Exhibits

Exhibit No.	Title of Document

1.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

2.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).**

3.1	Standby Equity Distribution Agreement (SEDA) entered between Oxygen Therapy, Inc. and YA II PN, LTD

100	The following financial statements from the Quarterly Report on Form 10-Q of Oxygen Therapy, Inc. for the quarter ended June 30, 2017 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

OXYGEN THERAPY, INC.

Date: August 7, 2017	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

