Form 10-Q
period 2017-09-30
Oxygen Therapy, Inc.
filed 2017-11-15
CIK 1685616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission file number: 333-214306

OXYGEN THERAPY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2723728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Needham Street, Suite 300, Newton, MA	02464
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2017
Common Stock, $0.001 par value per share	19,943,131 shares

OXYGEN THERAPY, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	3
	Balance Sheets as of September 30, 2017 and December 31, 2016	3
	Statements of Operations for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016 and the period May 20, 2016 (date of inception) to September 30, 2016.	4
	Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2017	4
	Statements of Cash Flows for the nine months ended September 30, 2017 and for the period May 20, 2016 (Date of inception) to September 30, 2016	5
	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		17

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “OTI” or "Company" refer to the consolidated operations of Oxygen Therapy, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements: Oxygen Therapy, Inc., September 30, 2017

OXYGEN THERAPY, INC.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$164,312	$325,381
Total current assets	164,312	325,381

Non-current Assets:
Intellectual Property, Net	8,930	10,000
Total non-current assets	8,930	10,000

Total assets	$173,242	$335,381

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$172,933	$67,232
Loans from related party	15,000	15,000
Total current liabilities	187,933	82,232

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,943,131 issued and outstanding as of September 30, 2017, and 22,698,131 issued and outstanding as of December 31, 2016	19,943	22,698
Additional paid in capital	692,188	449,933
Accumulated deficit	(726,822)	(219,482)
Total stockholders’ equity (deficit)	(14,691)	253,149

Total liabilities and stockholders’ equity (deficit)	$173,242	$335,381

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 and the three months ended

September 30, 2016 and the period May 20, 2016 (date of inception) to September 30, 2016

	Three months ended		Nine months ended	For the period May 20, 2016 (date of inception)
	September 30, 2017	September 30, 2016	September 30, 2017	to September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
General and administrative	$127,912	$92,126	$505,925	$96,033
Total operating expenses	127,912	92,126	505,925	96,033

Loss from operations	(127,912)	(92,126)	(505,925)	(96,033)

Other (expense):
Interest expense	(206)	(3,416)	(572)	(3,416)

Net loss before provision for income taxes	(128,118)	(95,542)	(506,497)	(99,449)

Provision for income taxes	-	-	(843)	-

NET LOSS	$(128,118)	$(95,542)	$(507,340)	$(99,449)

Loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	19,942,044	22,336,538	20,537,215	22,232,793

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
December 31, 2016	22,698,131	$22,698	$449,933	$(219,482)	$253,149
Common shares repurchased from officer	(3,000,000)	(3,000)	2,500	-	(500)
Stock Based Compensation	75,000	75	74,925	-	75,000
Sale of common stock and warrants at $1.00 per share	170,000	170	169,830	-	170,000
Issuance Cost			(5,000)		(5,000)
Net loss	-	-	-	(507,340)	(507,340)
Balance, September 30, 2017 (unaudited)	19,943,131	$19,943	$692,188	$(726,822)	$(14,691)

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

AND FOR THE PERIOD MAY 20, 2016 (DATE OF INCEPTION) TO SEPTEMBER 30, 2016

	Nine months ended	For the period May 20, 2016 (date of inception)
	September 30, 2017	to September 30, 2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(507,340)	$(99,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,070	-
Stock based compensation	75,000	24,500
Common stock issued in settlement of interest	-	3,131
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	105,201	48,489
Net cash used in operating activities	(326,069)	(23,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intellectual Capital	-	(10,000)
Net cash used for investing activities	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Related Party	-	15,000
Proceeds from sale of common stock	165,000	335,000
Net cash provided by financing activities	165,000	350,000

Net increase (decrease) in cash	(161,069)	316,671
Cash, beginning of period	325,381	-
Cash, end of period	$164,312	$316,671

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$843	$-

See the accompanying notes to these condensed unaudited financial statements

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND THE THREE MONTHS ENDED

SEPTEMBER 30, 2016 AND THE PERIOD MAY 20, 2016 (DATE OF INCEPTION) TO SEPTEMBER 30, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed financial statements follows.

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

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed balance sheet as of December 31, 2016 has been derived from audited financial statements.

Operating results for the nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the Company's Form S-1/A with the Securities and Exchange Commission on May 8, 2017.

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

The computation of basic and diluted loss per share as of September 30, 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average estimated market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share were 465,831 warrants to purchase the Company’s common stock.

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND THE THREE MONTHS ENDED

SEPTEMBER 30, 2016 AND THE PERIOD MAY 20, 2016 (DATE OF INCEPTION) TO SEPTEMBER 30, 2016

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2017, there were no outstanding stock options.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. From May 20, 2016 (date of inception) through September 30, 2017, the Company did not incur significant research and development expenses.

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

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND THE THREE MONTHS ENDED

SEPTEMBER 30, 2016 AND THE PERIOD MAY 20, 2016 (DATE OF INCEPTION) TO SEPTEMBER 30, 2016

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2017, the Company had cash of $164,312 and a negative working capital of $23,621. From May 20, 2016 (date of inception) through September 30, 2017, the Company has not yet generated any revenues, and has incurred net losses of $726,822. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

From May 20, 2016 (date of inception) through September 30, 2017, the Company raised $240,000 in cash proceeds from the issuance of convertible notes, $370,000 from the sale of common stock and $15,000 from related party loans. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of November 2017 and is pursuing alternative opportunities to funding.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of convertible debt, common stock and loans from related parties. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock. As of September 30, 2017, no shares have been designated nor issued.

Common stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. As of September 30, 2017. The Company has 19,943,131 shares issued and outstanding.

During the nine months ended September 30, 2017, the Company has issued 245,000 shares of its common stock and 15,000 warrants to purchase the Company’s common stock at $1.20 per share for 5 years for cash net proceeds of $165,000 for 170,000 shares of common stock, and 75,000 common shares in the form of stock compensation with a fair value of $75,000.

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND THE THREE MONTHS ENDED

SEPTEMBER 30, 2016 AND THE PERIOD MAY 20, 2016 (DATE OF INCEPTION) TO SEPTEMBER 30, 2016

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. All investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Stock Incentive Plan

The board of directors authorized the Oxygen Therapy, Inc. Stock Incentive Plan (the “Plan”) in May 2016. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock up to 5,000,000 shares for use to compensate and incentivize employees, consultants, board members and members of the Company’s scientific advisory board. As of September 30, 2017, no shares or options have been granted under the Stock Incentive Plan.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, through September 30, 2017, as follows:

Exercise Price	Number Outstanding	Expiration Date
$1.20	253,131	August 2021
$1.20	85,000	September 2021
$1.20	20,000	October 2021
$1.20	92,700	December 2021
$1.20	10,000	January 2022
$1.20	5,000	April 2022

During the nine months ended September 30, 2017, the Company has issued 15,000 warrants to purchase the Company’s common stock at $1.20 per share, expiring five years from the date of issuance, as part of the sales agreement of the Company’s common stock.

A summary of the warrant activity from January 1, 2017 through September 30, 2017 is as follows:

	shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	450,831	$1.20	4.8	$-
Grants	15,000	$1.20	5.0	$-
Exercised	-
Canceled	-
Outstanding at September 30, 2017	465,831	$1.20	4.0	$-

Vested and expected to vest at September 30, 2017	465,831	$1.20	4.0	$-
Exercisable at September 30, 2017	465,831	$1.20	4.0	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s estimated fair value of its common stock of $1.00 as of September 30, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

OXYGEN THERAPY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND THE THREE MONTHS ENDED

SEPTEMBER 30, 2016 AND THE PERIOD MAY 20, 2016 (DATE OF INCEPTION) TO SEPTEMBER 30, 2016

NOTE 5 – STAND-BY EQUITY DISTRIBUTION AGREEMENT

On May 16, 2017, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) where the investor commits to; (1) purchase 125,000 shares at $1.00 per share once the company’s S/1 is declared effective by the SEC (2) purchase 125,000 shares at $1.00 per share once the company is listed on an OTC exchange, and (3) over a period of 3 years purchase up to $2,500,000 shares at 95% of the Market Price, but not more than 4.99% of outstanding shares. The costs involved to establish the SEDA where (1) $5,000 in Due Diligence fee recorded as issuance costs. As commitment fee for the SEDA, the Company (2) issued 75,000 shares of its common stock valued at $1.00 per share, while (3) the remaining $50,000, to be paid six months upon validated agreement, are recorded as accrued liability.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2017 through the date the financial statements were issued. There were no subsequent events that need disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited condensed financial statements and the notes thereto included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

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

The Company’s S-1 was declared effective by the SEC as of May 15, 2017. A Form 211 was submitted to FINRA on July 6, 2017, additional requested information was submitted on October 17, 2017. An initial registration with OTC Markets Group, in view of the Company’s listing on the OTCQB exchange, were fulfilled on June 13, 2017.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no commercial operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $727,000 and has approximately $164,000 cash on hand as of September 30, 2017. Comparable numbers in September 2016, was an accumulated loss of approximately $100,000, while the cash on hand on December 31, 2016 was approximately $325,000. It is the managements intention to seek additional capital through a public offering of its common stock. For the first nine months ended September 30, 2017, the Company has received ongoing funding through private placements of $15,000 and stock compensation valued at $75,000, and subsequently through sales of a Public Offering (Prospectus) of $155,000, a total equity of $245,000. In comparison, the funding through private placements were $335,000, contribution of intellectual property valued at $10,000 and stock compensation valued at $14,500, in the period from May 20, 2016 (date of inception) through September 30, 2016, a total equity of $359,000. Management anticipates that cash resources will no longer be sufficient to fund our planned operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

For the three months ended September 30, 2017 and September 30, 2016.

Revenue

As OTI is foremost an R&D company developing Company has not yet generated any revenues.

Research and Development

As OTI is currently raising funds to finance the IPO the Company has to date not had any Research and Development expenses.

General and Administrative

General and administrative (G&A) expenses for the three months ended September 30, 2017 were $127,912. In comparison, for the three months ended September 30, 2016, G&A were $92,126.

Payroll and related expenses for the three months ended September 30, 2017, show a decrease of $386 due to an over estimated accrual in June 2017. There were no Payroll and related expenses from May 20, 2016 (date of inception) through September 30, 2016.

Costs for legal, accounting and other professional services for the three months ended September 30, 2017, were $112,521. In comparison, for the three months ended in September 2016, professional service fees were $53,204.

Net Loss

The Company generated a Net loss for the three months ended September 30, 2017 of $128,118. In comparison, for the three months ended in September 30, 2016 the Company generated a Net loss of $95,542.

For the nine months ended September 30, 2017, and the period May 20, 2016 (date of inception) to September 30, 2016.

Revenue

As OTI is foremost an R&D company developing Company has not yet generated any revenues.

Research and Development

As OTI is currently raising funds to finance the IPO the Company has to date not had any Research and Development expenses. The Company has brought in Request for Quotes (ROQ) and assessed capabilities with various service providers to start the operations as our finances permit. A limited number of service providers has been designated to conduct necessary work including, but not limited to, compliance, manufacturing, quality testing and toxicity work necessary to submit to FDA in preparation of an Investigational New Drug (IND) program.

General and Administrative

General and administrative (G&A) expenses for the nine months ended September 30, 2017 were $505,925. In comparison, from May 20, 2016 (date of inception) through September 30, 2016, G&A were $96,033.

Payroll and related expenses for the nine months ended September 30, 2017 were $54,614. There were no Payroll and related expenses from May 20, 2016 (date of inception) through September 30, 2016.

Costs for legal, accounting and other professional services for the nine months ended September 30, 2017 were $303,323. In comparison, from May 20, 2016 (date of inception) through September 30, 2016, G&A were $55,704.

Sales and marketing expense for the nine months ended September 30, 2017 were $32,000. There were no marketing expenses from May 20, 2016 (date of inception) through September 30, 2016.

Net Loss

The Company generated a Net loss for the nine months ended September 30, 2017 of $ 507,340. In comparison, from May 20, 2016 (date of inception) through September 30, 2016 the Company generated a Net loss of $99,449. The increased loss is mainly linked to costs for legal, accounting and other professional services for the S/1 application with amendments that were filed with the SEC, and to the commitment fees paid in connection with entering into a SEDA (Stand-by Equity Distribution Agreement) on May 16, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, the Company had cash of $164,312 and accounts payable and accrued expenses and other current liabilities of $187,933. On December 31, 2016, there were cash of $325,381 and accrued expenses and other current liabilities of $82,232. During the nine months ended September 30, 2017, the Company used $326,069 in cash for operating activities. In comparison, from May 20, 2016, (date of inception), through September 30, 2016, the use of cash for operating activities were $23,329. By September 20, 2016 the company had only started to prepare the S/1 filing. During the nine months ended September 30, 2017, the Company has issued 245,000 shares of its common stock and 15,000 warrants to purchase the Company’s common stock at $1.20 per share for 5 years for cash net proceeds of $165,000, and stock compensation valued at $75,000. As previously reported in Note 2 of to the Financial Statements, the Company has not yet generated any revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of September 30, 2017, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities made by the Company during the three months ended September 30, 2017 has been reported in the Form S-1 application that has subsequently been approved by the SEC.

On July 5, 2017, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company received a subscription for the purchase of 20,000 shares of the Company’s common stock for aggregate cash proceeds of $20,000.

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

Item 6. Exhibits

Exhibit No.	Title of Document

1.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

2.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of Oxygen Therapy, Inc. for the quarter ended September 30, 2017 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

OXYGEN THERAPY, INC.

Date: November 14, 2017	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

